Form 10-K
period 2004-12-31
CIT Equipment Collateral 2004-EF1
filed 2005-03-31
CIK 1294147

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ________________ to ________________

Commission File Number 333-53688-04

CIT Equipment Collateral 2004-EF1

Delaware Trust (State or other jurisdiction of incorporation or organization)	75-6724294 (I.R.S. Employer Identification No.)

c/o The CIT Group/Equipment Financing, Inc. 1 CIT Drive, Livingston, New Jersey 07039 (Address of principal executive offices) Telephone Number (973) 740-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Receivable-Backed Notes	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable

Table of Contents

PART I

Item	Description	Page

2.	Properties.	1
3.	Legal Proceedings.	1
4.	Submission of Matters to a Vote of Security Holders.	1

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	1
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	1

PART III

12.	Security Ownership of Certain Beneficial Owners and Management.	2
13.	Certain Relationships and Related Transactions.	2

PART IV

15.	Exhibits, Financial Statement Schedules.	2

PART I

ITEM 2.	PROPERTIES.

CIT Equipment Collateral 2004-EF1 (the “Trust”) owns certain equipment loan and lease receivables acquired from NCT Funding Company, L.L.C., now known as CIT Funding Company, LLC pursuant to a Pooling and Servicing Agreement (the “Pooling and Servicing Agreement”) dated as of May 1, 2004.

ITEM 3.	LEGAL PROCEEDINGS.

The registrant knows of no material pending proceedings with respect to the Trust.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter has been submitted to a vote of the holders of the Trust’s Receivable-Backed Notes or Equity Certificates through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for the Receivable-Backed Notes or the Equity Certificates of the Trust. As of December 31, 2004, the approximate number of holders of record was 54.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Not Applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as a part of the report:

Exhibits:

	99.1	Report of Independent Accountants.

99.2
Management’s Assertion Concerning Compliance with USAP Minimum Servicing Standards, to the extent the procedures in such are applicable to the servicing obligations set forth in the Servicing Agreement.

	99.3	Schedule of Year-to-Date Distributions of Principal and Interest to Certificate Holders and Pool Balance and Delinquencies as of December 31, 2004.

	99.4	Annual Statement of Compliance.

	99.5	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K:

Date	Items Reported	Monthly Reports Filed on Form 8-K

7/2/2004	2 and 7	Acquisition or disposition of assets, financial statements and exhibits
7/28/2004	5 and 7	Monthly report to certificate holders
8/30/2004	8.01 and 9.01	Monthly report to certificate holders
9/27/2004	8.01 and 9.01	Monthly report to certificate holders
10/12/2004	8.01 and 9.01	Monthly report to certificate holders
10/28/2004	8.01 and 9.01	Monthly report to certificate holders
11/29/2004	8.01 and 9.01	Monthly report to certificate holders
12/20/2004	8.01 and 9.01	Monthly report to certificate holders
1/28/2005	8.01 and 9.01	Monthly report to certificate holders

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	CIT Equipment Collateral 2004-EF1 The CIT Group/Equipment Financing, Inc., as Servicer

		By:	/s/ Usama Ashraf
————————
		Name:	Usama Ashraf
		Title:	Vice President

Dated: March 31, 2005

EXHIBIT INDEX

Exhibit No.

99.1	Report of Independent Accountants.

99.2
Management’s Assertion Concerning Compliance with USAP Minimum Servicing Standards, to the extent the procedures in such are applicable to the servicing obligations set forth in the Servicing Agreement.

99.3	Schedule of Year-to-Date Distributions of Principal and Interest to Certificate Holders and Pool Balance and Delinquencies as of December 31, 2004.

99.4	Annual Statement of Compliance.

99.5	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.